Form 10-K405
period 1999-12-31
CONTIMORTGAGE HOME EQUITY TRUST 1999-1
filed 2000-03-31
CIK 1083475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                           OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

                        Commission File number 33-339505

                      ContiMortgage Home Equity Loan Trust 1999-1
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)
                                                                 16-1565856
                                                                 16-1565858
                 New York                                        16-1565859
     -------------------------------                          ----------------
      (State of other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                         Identification No.)

c/o Manufacturers and Traders Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                             14240-2599
----------------------------------------                   -----------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (716) 842-5589 Securities registered pursuant to Section 12(b) of the Act:

    Title of each class:            Name of each exchange on which registered:

           None                                        None
   --------------------------       ------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:
                                 Not Applicable
Documents Incorporated by Reference:
                                      None

                      CONTIMORTGAGE HOME EQUITY LOAN TRUST 1999-1
                                      INDEX

                                                                            Page
                                                                            ----

PART 1.................................................................    3
      ITEM 1  -   Business.............................................    3
      ITEM 2  -   Properties...........................................    3
      ITEM 3  -   Legal Proceedings....................................    3
      ITEM 4  -   Submission of Matters to a Vote of Security Holders
3

PART II  ..............................................................    3
      ITEM 5  -  Market for Registrant's Common Stock and
                 Related Stockholder Matters...........................    3
      ITEM 6  -   Selected Financial Data  ............................    3
      ITEM 7  -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......    3
      ITEM 7A - Quantitative and Qualitative Disclosures about
                  Market Risk .........................................    3
      ITEM 8  - Financial Statements and Supplementary Data............    4
      ITEM 9  - Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure...............    4
PART III...............................................................    4
      ITEM 10 - Directors and Executive Officers of the Registrant.....    4
      ITEM 11 - Executive Compensation.................................    4
      ITEM 12 - Security Ownership of Certain Beneficial
                Owners and Management..................................    4
      ITEM 13 - Certain Relationships and Related Transactions.........    8

PART IV................................................................    9
      ITEM 14 - Exhibits, Financial Statement Schedules and
                Reports on Form 8-K....................................    9

SIGNATURES      .......................................................   10
INDEX TO EXHIBITS......................................................   11

                                     PART I
ITEM 1 -      Business

      Not Applicable.

ITEM 2 -      Properties

      Not Applicable.

ITEM 3  -     Legal Proceedings

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1999-1 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated March 1, 1999, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 -       Submission of Matters to a Vote of Security  Holders

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 -    Market for Registrants Common Stock and  Related Stockholder Matters

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class B Certificates and A-9IO Certificates, issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of January 28, 2000, there were 14 holders of the Class A-1 Certificates, 15 holders of the Class A-2 Certificates, 4 holders of the Class A-3 Certificates, 3 holders of the Class A-4 Certificates, 1 holder of the Class A-5 Certificates, 6 holders of the Class A-6 Certificates, 8 holders of the Class A-7 Certificates, 4 holders of the Class A-8 Certificates, 3 holders of the Class B Certificates and 1 holder of the Class A-9IO Certificates.


ITEM 6 -    Selected Financial Data

            Not applicable.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

            Not applicable.

ITEM 7A-    Quantitative and Qualitative Disclosures About Market Risk

            Not applicable.

ITEM 8 -    Financial Statements and Supplementary Data

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1999 was $5,029,935.96.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III

ITEM 10 -   Directors and Executive Officers of the Registrant

            Not applicable.

ITEM 11 -   Executive Compensation

            Not applicable.

ITEM 12 -   Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                         Amount Owned
                                                         ------------
                Name and Address             All Dollar Amounts Are in Thousands
                ----------------             -----------------------------------
                                                   Principal            Percent
                                                   ---------            -------

Class A-1 Certificates
----------------------

State Street Bank and Trust Company                  $44,750                27%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

Chase Manhattan Bank                                 $36,230                22%
4 New York Plaza
13th Floor
New York, NY  10004

Boston Safe Deposit and Trust Company                $26,120                16%
C/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Investors Fiduciary Trust Company/SSB                $23,955                15%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

The Northern Trust Company                           $15,825                10%
801 South Canal, C-IN
Chicago, IL  60607

Bankers Trust Company                                $10,200                 6%
C/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211


Class A-2 Certificates
----------------------

Chase Manhattan Bank                                 $44,690                46%
4 New York Plaza
13th Floor
New York, NY  10004

Compass Bank                                         $19,500                20%
701 South 20th Street, 11th Floor
Birmingham, AL  35233

State Street Bank and Trust Company                  $15,000                15%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

Bankers Trust                                         $5,900                 6%
C/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

FUNB - Philadelphia Main                              $5,842                 6%
123 South Broad Street
Philadelphia, PA  19109

Class A-3 Certificates
----------------------

The Bank of New York                                 $23,259                44%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                                 $20,000                38%
4 New York Plaza
13th Floor
New York, NY  10004

State Street Bank and Trust Company                   $8,000                15%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171


Class A-4 Certificates
----------------------

Chase Manhattan Bank                                 $15,125                51%
4 New York Plaza
13th Floor
New York, NY  10004

Boston Safe Deposit and Trust Company                $12,000                40%
C/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Merrill Lynch, Pierce Fenner & Smith Safekeeping      $2,780                 9%
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855


Class A-5 Certificates
----------------------

Chase Manhattan Bank                                 $31,401               100%
4 New York Plaza
13th Floor
New York, NY  10004


Class A-6 Certificates
----------------------

Chase Manhattan Bank                                 $30,250                57%
4 New York Plaza
13th Floor
New York, NY  10004

State Street Bank and Trust Company                  $10,240                19%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

U.S. Bank National Association                        $8,000                15%
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN  55402

First Union National Bank                             $3,750                 7%
1525 West W.T. Harris Blvd., 3A4
Charlotte, NC  28288


Class A-7 Certificates
----------------------

State Street Bank and Trust Company                  $12,400                36%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

Bankers Trust                                         $6,750                20%
C/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                  $4,750                14%
4 New York Plaza
13th Floor
New York, NY  10004

The Bank of New York                                  $4,675                14%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company                 $2,000                 6%
C/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Comerica Bank                                         $1,950                 6%
CAP.CHG./Proxy 7CBB/MC 3530
Detroit, MI  48275-3530

Class A-8 Certificates
----------------------

The Bank of New York                                 $89,500                58%
925 Patterson Plank Road
Secaucus, NJ  07094

Norwest Bank Minnesota, National Association         $37,500                24%
733 Marquette Avenue
Minneapolis, MN  55479-0056

Bankers Trust                                        $17,375                11%
C/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                 $10,000                 7%
4 New York Plaza
13th Floor
New York, NY  10004


Class B Certificates
--------------------

First Union National Bank                            $15,000                46%
1525 West W.T. Harris Blvd., 3A4
Charlotte, NC  28288

The Bank of New York                                 $13,500                42%
925 Patterson Plank Road
Secaucus, NJ  07094

U.S. Bank National Association/Safekeeping            $4,000                12%
First Trust Center SPFT 0913
180 East Fifth Street, 9th Floor
St. Paul, MN  55101


Class A-9IO Certificates
------------------------

Chase Manhattan Bank                                 $34,125               100%
4 New York Plaza
13th Floor
New York, NY  10004


ITEM 13 -   Certain Relationships and Related Transactions

      None

                                     PART IV


ITEM 14 -   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)   The following documents are filed as part of this report:

      1.    Financial Statements:

            Not applicable.

      2.    Financial Statement Schedules:

            Not applicable.

      3.    Exhibits:

              Exhibit No.                            Description
              -----------                            -----------

                 99.1                   Statement of Compliance of the
                                        Servicer.

                 99.2                   Annual Report of Independent
                                        Accountants with respect to the
                                        Servicer's overall servicing operations.

                 99.3                   Annual compilation of Monthly
                                        Trustee's Statement.

                 99.4 Amended and restated Pooling and Servicing Agreement dated as of October 1, 1999 by and among ContiSecurities Asset Funding Corp., as Depositor, ContiMortgage Corporation, as Seller and Servicer, ContiWest Corporation, as Seller, Manufacturers and Traders Trust Company, as the Trustee, and Norwest Bank Minnesota, as the Master Servicer.

                 99.5 Supplemental Servicing Amendment, dated as of November 9, 1999 by and among ContiMortgage Corporation as Servicer, ContiWest Corporation,
                                        ContiSecurities Asset Funding Corp.,
                                        as Depositor, Greenwich Capital
                                        Financial Products, Inc., as
                                        Supplemental Servicer and
                                        Manufacturers and Traders Trust
                                        Company, as Trustee.

b)    Reports on Form 8-K.

10 reports on Form 8-K have been filed by the Issuer during the period covered by this report.


                                               Items Reported/Financial
Date of Report on Form 8-K                         Statements Filed
April 25, 1999                          Trustee's Monthly Report for the
                                        March Monthly Period.
May 25, 1999                            Trustee's Monthly Report for the
                                        April Monthly Period
June 25, 1999                           Trustee's Monthly Report for the May
                                        Monthly Period
July 25, 1999                           Trustee's Monthly Report for the June
                                        Monthly Period
August 25, 1999                         Trustee's Monthly Report for the July
                                        Monthly Period
September 25, 1999                      Trustee's Monthly Report for the
                                        August Monthly Period
October 25, 1999                        Trustee's Monthly Report for the
                                        September Monthly Period
November 25, 1999                       Trustee's Monthly Report for the
                                        October Monthly Period
December 25, 1999                       Trustee's Monthly Report for the
                                        November Monthly Period
January 25, 2000                        Trustee's Monthly Report for the
                                        December Monthly Period


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              By:   CONTISECURITIES ASSET FUNDING CORP.,
                                    AS DEPOSITOR

                                    By: /s/ Alan Fishman
                                    --------------------
                                    Name: Alan Fishman
                                    Title:  President


                                    By: /s/ Frank Baier
                                    -------------------
                                    Name: Frank Baier
                                    Title:  Vice President


Date:  March 30, 2000

                                INDEX TO EXHIBITS
                                  Item 14(a)3.


              Exhibit No.                            Description
              -----------                            -----------

                 99.1                   Statement of Compliance of the
                                        Servicer.

                 99.2                   Annual Report of Independent
                                        Accountants with respect to the
                                        Servicer's overall servicing operations.

                 99.3                   Annual compilation of Monthly
                                        Trustee's Statement.

                 99.4 Amended and restated Pooling and Servicing Agreement dated as of October 1, 1999 by and among ContiSecurities Asset Funding Corp., as Depositor, ContiMortgage Corporation, as Seller and Servicer, ContiWest Corporation, as Seller, Manufacturers and Traders Trust Company, as the Trustee, and Norwest Bank Minnesota, as the Master Servicer.

                 99.5 Supplemental Servicing Amendment, dated as of November 9, 1999 by and among ContiMortgage Corporation as Servicer, ContiWest Corporation,
                                        ContiSecurities Asset Funding Corp.,
                                        as Depositor, Greenwich Capital
                                        Financial Products, Inc., as
                                        Supplemental Servicer and
                                        Manufacturers and Traders Trust
                                        Company, as Trustee.